Form 10-Q
period 1994-12-31
NORTH SIDE CAPITAL CORP
filed 1995-02-13
CIK 799276

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   __________

                                   FORM 10-Q

(Mark One)
 __
| X |    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 __      EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

                                       OR
 __
|__| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                        Commission file number 33-8195

                        NORTH SIDE CAPITAL CORPORATION
            (Exact name of registrant as specified in its charter)


              Delaware                                     22-2920600
- - - - ---------------------------------------             -----------------------
     (State or other jurisdiction)                       (I.R.S. employer
   of incorporation or organization)                    identification no.)

 1105 North Market St., Suite 300, Wilmington, DE           19899
- - - - --------------------------------------------------       -------------
   (Address of principal executive offices)                (Zip code)


Registrant's telephone number, including area code (302)427-8736



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No _______


         Registrant had 1,000 shares of common stock outstanding (wholly-owned by North Side Savings Bank as of February 1, 1995).

         THE REGISTRANT MEETS THE CONDITION FOR AND IS, THEREFORE, UTILIZING THE REDUCED DISCLOSURE FORMAT PROVIDED BY GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q.

                                     INDEX


                         NORTH SIDE CAPITAL CORPORATION



Cover
Index                                                                 Page
- - - - -----                                                                 ----

PART I

     Item 1. - Financial Statements                                 F-1 to F-6

     Item 2. - Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                                   F-7



PART II

     Item 1. - Legal Proceedings                                             1

     Item 2. - Changes in Securities                                         1

     Item 3. - Defaults Upon Senior Securities                               1

     Item 4. - Submission of Matters to a Vote of
               Security Holders                                              1

     Item 5. - Other Information                                             1

     Item 6. - Exhibits and Reports on Form 8-K                              1

                        PART I - FINANCIAL INFORMATION


Item 1. - Financial Statements


                        NORTH SIDE CAPITAL CORPORATION
                        INDEX TO FINANCIAL STATEMENTS



Financial Statements
- - - - --------------------

Balance Sheets as of December 31, 1994
         and September 30, 1994                                             F-2


Statements of Income and Accumulated Deficit
         for the Three Months Ended
         December 31, 1994 and 1993                                         F-3


Statements of Cash Flows for the
         Three Months Ended
         December 31, 1994 and 1993                                         F-4


Notes to Financial Statements                                         F-5 to F-6


In the opinion of management, the accompanying unaudited Financial Statements include all normal recurring adjustments necessary for a fair presentation of the Corporation's financial condition and results of operations in accordance with generally accepted accounting principles.

                         NORTH SIDE CAPITAL CORPORATION
                                 BALANCE SHEETS
                    DECEMBER 31, 1994 AND SEPTEMBER 30, 1994
                                  (UNAUDITED)


                                                                     LIABILITIES AND
                            DECEMBER 31,       SEPTEMBER 30,         STOCKHOLDER'S              DECEMBER 31,           SEPTEMBER 30,
ASSETS                         1994                1994              EQUITY (DEFICIT)              1994                     1994
- - - - ------                      -----------        -----------           -----------------          ------------            ------------
Current Assets                                                       Current Liabilities
- - - - --------------                                                       -------------------

CASH                         $   627,155        $   598,103          ACCOUNTS PAYABLE             $   22,381            $    24,094
INTEREST RECEIVABLE              155,967            163,630          INTEREST PAYABLE                304,669                324,052
OTHER ASSETS                      14,973             16,484                                       ----------            -----------
                             -----------        -----------          TOTAL CURRENT LIABILITIES       327,050                348,146
TOTAL CURRENT ASSETS             798,095            778,217
                                                                     COLLATERALIZED MORTGAGE
INVESTMENT IN GNMA                                                    OBLIGATIONS, SERIES 1
  MORTGAGE-BACKED                                                     (INCLUDING PREMIUM OF
  SECURITIES, AT COST         16,210,407         17,524,910           $62,962 AND $74,962)         16,761,022            18,047,485

DEFERRED COSTS                    52,637             62,637          Stockholder's Equity (Deficit)

                                                                     COMMON STOCK, $1 PAR VALUE:
                                                                     1,000 SHARES AUTHORIZED,
                                                                     ISSUED AND OUTSTANDING             1,000                 1,000


                                                                      ACCUMULATED DEFICIT             (27,933)              (30,867)
                                                                                                    ----------          -----------
                                                                      TOTAL STOCKHOLDER'S
                                                                      EQUITY (DEFICIT)                (26,933)              (29,867)
                             -----------        -----------                                        ----------           -----------

                             $17,061,139        $18,365,764                                       $17,061,139           $18,365,764
                             ===========        ===========                                       ===========           ===========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1994 AND 1993
                                  (UNAUDITED)




                                                 1994               1993
                                                 ----               ----

INTEREST INCOME                                $467,839            $659,932


INTEREST EXPENSE                                459,116             656,307
                                                -------            --------

NET INTEREST INCOME                               8,723               3,625


OPERATING AND ADMINISTRATIVE EXPENSES             4,278               3,257
                                                -------            --------


INCOME BEFORE PROVISION
  FOR INCOME TAXES                                4,445                 368


PROVISION FOR INCOME TAXES                       (1,511)               (125)
                                                 -------         ----------


NET INCOME                                        2,934                 243


ACCUMULATED DEFICIT
  BEGINNING OF PERIOD                           (30,867)            (33,770)
                                               --------          ----------


ACCUMULATED DEFICIT
  END OF PERIOD                               $ (27,933)          $ (33,527)
                                              =========           =========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        NORTH SIDE CAPITAL CORPORATION
                           STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED
                          DECEMBER 31, 1994 AND 1993
                                 (UNAUDITED)





                                                        1994             1993
                                                        ----             ----
OPERATING ACTIVITIES
- - - - --------------------
     NET INCOME                                    $     2,934        $     243
     DECREASE IN INTEREST PAYABLE                      (19,383)         (46,159)
     DECREASE IN ACCOUNTS PAYABLE                       (1,713)            (263)
     DECREASE IN INTEREST RECEIVABLE                     7,663           22,884
     DECREASE IN OTHER ASSETS                            1,511              125
     AMORTIZATION OF PREMIUM ON GNMA
       MORTGAGE-BACKED SECURITIES                           -            61,580
     AMORTIZATION OF PREMIUM ON
       COLLATERALIZED MORTGAGE OBLIGATIONS             (12,000)        (138,986)
     AMORTIZATION OF DEFERRED COSTS                     10,000           79,492
                                                   -----------      -----------
     NET CASH USED BY OPERATING ACTIVITIES             (10,988)         (21,084)
                                                   -----------      -----------

INVESTMENT ACTIVITIES
- - - - ---------------------
     PRINCIPAL PAYDOWNS ON GNMA
        MORTGAGE-BACKED SECURITIES                   1,314,503        2,606,365
                                                   -----------      -----------

FINANCING ACTIVITIES
- - - - --------------------
     PRINCIPAL PAYDOWNS ON COLLATERALIZED
        MORTGAGE OBLIGATIONS                        (1,274,463)      (2,529,347)
                                                   -----------      -----------
     TOTAL INCREASE IN CASH                             29,052           55,934
     CASH AT BEGINNING OF PERIOD                       598,103        1,242,933
                                                   -----------      -----------
     CASH AT END OF PERIOD                         $   627,155      $ 1,298,867
                                                   ===========      ===========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        NORTH SIDE CAPITAL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 1994

1.  Organization

    North Side Capital Corporation (the "Company") was incorporated on June 23, 1986 and is a limited purpose finance subsidiary of North Side Savings Bank ("North Side"). The Company was organized for the purpose of issuing one or more series of Collateralized Mortgage Obligations (the "Bonds") collateralized by "fully modified pass-through mortgage-backed certificates" ("GNMA Certificates") guaranteed as to the full and timely payment of principal and interest by the Government National Mortgage Association, which guarantee is backed by the full faith and credit of the United States Government; by guaranteed mortgage pass- through certificates ("FNMA Certificates") issued and guaranteed as to the full and timely payment of principal and interest by the Federal National Mortgage Association; by mortgage participation certificates ("FHLMC Certificates") issued and guaranteed as to the full and timely payment of interest and the ultimate payment of principal by the Federal Home Loan Mortgage Corporation; (the GNMA, FNMA, FHLMC Certificates hereinafter referred to collectively as the "Certificates"); or by a combination of such Certificates.

    The Company began operations on February 25, 1988 with the issuance of $100,100,000 Collateralized Mortgage Obligations, Series 1, at a premium of $6,028,027, collateralized by $100,018,251 principal amount of 11.00% GNMA Mortgage-Backed Securities. At issuance, the Bonds consisted of:

                                      Principal                   Interest
            Class                       Amount                       Rate
            -----                     ---------                   --------
            1-A                      $59,800,000                      9.15%
            1-B                       24,000,000                     10.00%
            1-C                       14,000,000                      9.375%
            1-Z                        2,200,000                     10.00%
            1-R                          100,000                  1,556.75%
                                     -----------
                                    $100,100,000
                                     ===========


    The Company is a limited purpose finance subsidiary of North Side. All of the Company's voting stock is held by North Side. As of December 31, 1994, 1,000 shares of the Company's common stock, par value $1.00 per share, were issued and outstanding.

    The Bonds were initially issued in 5 tranches, one of which is an accrual bond (Class 1-Z). The first two tranches have been paid out and principal and interest payments are now being received by holders of the third tranche. Interest continues to accrue on the Class 1-Z tranche which has an unpaid balance of $4,344,711 at December 31, 1994 compared to $4,237,878 at September 30, 1994.

2.  Summary of Significant Accounting Policies

    Deferred costs:

    The deferred syndicate costs, other deferred issuance costs and original issue discount on the Bonds are being amortized using the interest method.

    Income taxes:

    Income taxes are provided for financial reporting purposes on the basis of the Company filing a separate income tax return. For the three months ended December 31, 1994 and 1993, the Company made provisions for Federal income taxes at the statutory rate of 34%. As there are no timing differences for financial reporting and Federal income tax purposes, no provision has been made in the accompanying financial statements for deferred taxes. Since the Company is a Delaware corporation, no provision has been made for state income taxes.

3.  Statement of Cash Flows

      For purposes of reporting cash flows, cash and cash equivalents are defined to include cash and due from banks.

4.  Related Party Transactions

    Certain directors and officers of the Company are also directors and officers of North Side.

Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

          The Corporation has not issued any additional Collateralized Mortgage Obligation Bonds since the first issuance of such bonds on February 25, 1988. Interest income and interest expense decreased $192,093 and $197,191, respectively, for the three months ended December 31, 1994 compared to the like period in 1993, primarily due to paydowns of principal on both the GNMA Mortgage-backed Securities and on the Collateralized Mortgage Obligation Bonds ("CMO"). Administrative expenses increased $1,021 for the three months ended December 31, 1994 compared to the like period in 1993, primarily due to payment of certain trustee fees which were in arrears.

                          PART II - OTHER INFORMATION


     Item 4.       -    Submission of Matters to a Vote of Security Holders
                        By written consent of the Sole Stockholder dated
                        December 16, 1994, Thomas M.  O'Brien, Irvin L.
                        Cherashore, Donald C. Fleming and Donald J. Puglisi were re-elected as directors of the Company.



The following items have been omitted as inapplicable or not required under the applicable instructions:

     Item 1.       -    Legal Proceedings


     Item 2.       -    Changes in Securities


     Item 3.       -    Defaults Upon Senior Securities


     Item 5.       -    Other Information


     Item 6.       -    Exhibits and Reports on Form 8-K

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NORTH SIDE CAPITAL CORPORATION


                                        By: /s/ Thomas M. O'Brien
                                            ----------------------------
                                            Thomas M. O'Brien
                                            President, Chief Executive
                                            Officer and Director


Date:  February 10, 1995



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                 POSITION                  DATE
- - - - ---------                 --------                  ----

/s/ Thomas M. O'Brien     President, Chief          February 10, 1995
- - - - ---------------------     Executive Officer
Thomas M. O'Brien         and Director


/s/ Donald C. Fleming     Director,                 February 10, 1995
- - - - ---------------------     Vice President and
Donald C. Fleming         Treasurer (Principal
                          Financial and
                          Accounting Officer)

                                EXHIBIT INDEX
                                -------------


                    Exhibit 27  -  Financial Data Schedule