Form 10-Q
period 1995-03-31
NORTH SIDE CAPITAL CORP
filed 1995-05-11
CIK 799276

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   __________

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                         Commission file number 33-8195

                         NORTH SIDE CAPITAL CORPORATION
           --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                        22-2920600
  ----------------------------------------                  -----------------
  (State or other jurisdiction                              (I.R.S. employer
  of incorporation or organization)                         identification no.)

1105 North Market St., Suite 300, Wilmington, DE                  19899
- ------------------------------------------------                ----------
    (Address of principal executive offices)                    (Zip code)

        Registrant's telephone number, including area code (302)427-8736
                                                           -------------
         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                               ---        ---

         Registrant had 1,000 shares of common stock outstanding (wholly-owned by North Side Savings Bank) as of May 1, 1995.

         THE REGISTRANT MEETS THE CONDITION FOR AND IS, THEREFORE, UTILIZING THE REDUCED DISCLOSURE FORMAT PROVIDED BY GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q.

                                     INDEX

                         NORTH SIDE CAPITAL CORPORATION



Cover
Index                                                                  Page
- -----                                                                  ----
PART I

     Item 1. - Financial Statements                                 F-2 to F-6

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

                         PART I - FINANCIAL INFORMATION


Item 1. - Financial Statements




                         NORTH SIDE CAPITAL CORPORATION
                         INDEX TO FINANCIAL STATEMENTS



Financial Statements


Balance Sheets as of March 31, 1995
     and September 30, 1994                                                F-2

Statements of Income and Accumulated Deficit
     for the Three and Six Months Ended
     March 31, 1995 and 1994                                               F-3

Statements of Cash Flows for the
     Six Months Ended March 31, 1995 and 1994                              F-4

Notes to Financial Statements                                       F-5 to F-6


In the opinion of management, the accompanying unaudited Financial Statements include all normal recurring adjustments necessary for a fair presentation of the Corporation's financial condition and results of operations in accordance with generally accepted accounting principles.

                        NORTH SIDE CAPITAL CORPORATION
                                BALANCE SHEETS
                    MARCH 31, 1995 AND SEPTEMBER 30, 1994
                                 (UNAUDITED)


                                                               LIABILITIES AND
                            MARCH 31,     SEPTEMBER 30,        STOCKHOLDER'S                        MARCH 31,        SEPTEMBER 30,
ASSETS                        1995            1994             EQUITY (DEFICIT)                       1995              1994
- ------                     ----------     -------------        ----------------                    ----------        -------------
Current Assets                                                 Current Liabilities

CASH                       $   493,470     $   598,103         ACCOUNTS PAYABLE                     $    18,808       $    24,094
INTEREST RECEIVABLE            143,552         163,630         INTEREST PAYABLE                         284,713           324,052
OTHER ASSETS                    13,534          16,484                                              -----------       -----------
                           -----------     -----------         TOTAL CURRENT LIABILITIES                303,521           348,146
TOTAL CURRENT ASSETS           650,556         778,217

INVESTMENT IN GNMA                                             COLLATERALIZED MORTGAGE
  MORTGAGE-BACKED                                                OBLIGATIONS, SERIES 1
  SECURITIES, AT COST       15,332,767      17,524,910           (INCLUDING PREMIUM OF
                                                                 $50,962 AND $74,962)                15,746,578        18,047,485
DEFERRED COSTS                  42,637          62,637
                                                               Stockholder's Equity (Deficit)

                                                               COMMON STOCK, $1 PAR VALUE:
                                                               1,000 SHARES AUTHORIZED,
                                                               ISSUED AND OUTSTANDING                     1,000             1,000

                                                               ACCUMULATED DEFICIT                      (25,139)          (30,867)
                                                                                                    -----------       -----------
                                                               TOTAL STOCKHOLDER'S
                                                               EQUITY (DEFICIT)                         (24,139)          (29,867)
                           -----------     -----------                                              -----------       -----------

                           $16,025,960     $18,365,764                                              $16,025,960       $18,365,764
                           ===========     ===========                                              ===========       ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                       FOR THE THREE AND SIX MONTHS ENDED
                            MARCH 31, 1995 AND 1994
                                  (UNAUDITED)






                                                              Three Months Ended                   Six Months Ended
                                                              ------------------                   ----------------
                                                                 March 31,                             March 31,
                                                                 ---------                             ---------
                                                          1995               1994                 1995             1994
                                                          ----               ----                 ----             ----
INTEREST INCOME                                       $435,250           $622,240             $903,089       $1,282,171


INTEREST EXPENSE                                       429,058            617,479              888,174        1,273,785
                                                      --------           --------             --------       ----------


NET INTEREST INCOME                                      6,192              4,761               14,915            8,386


OPERATING AND ADMINISTRATIVE
 EXPENSES                                                1,959              2,882                6,237            6,139
                                                      --------           --------             --------       ----------


INCOME BEFORE PROVISION
 FOR INCOME TAXES                                        4,233              1,879                8,678            2,247


PROVISION FOR INCOME TAXES                               1,439                639                2,950              764
                                                      --------           --------             --------       ----------


NET INCOME                                               2,794              1,240                5,728            1,483

ACCUMULATED DEFICIT
 BEGINNING OF PERIOD                                   (27,933)           (33,527)             (30,867)         (33,770)
                                                      --------           --------             --------       ----------

ACCUMULATED DEFICIT
 END OF PERIOD                                        $(25,139)          $(32,287)            $(25,139)      $  (32,287)
                                                      ========           ========             ========       ==========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                            MARCH 31, 1995 AND 1994
                                  (UNAUDITED)





                                                                        1995                  1994
                                                                        ----                  ----
OPERATING ACTIVITIES
   NET INCOME                                                     $     5,728           $     1,483
   DECREASE IN INTEREST PAYABLE                                       (39,339)             (101,604)
   DECREASE IN ACCOUNTS PAYABLE                                        (5,286)                 (497)
   DECREASE IN INTEREST RECEIVABLE                                     20,078                49,910
   DECREASE IN OTHER ASSETS                                             2,950                   764
   AMORTIZATION OF PREMIUM ON GNMA
    MORTGAGE-BACKED SECURITIES                                             --                77,182
   AMORTIZATION OF PREMIUM ON
    COLLATERALIZED MORTGAGE OBLIGATIONS                               (24,000)             (226,334)
   AMORTIZATION OF DEFERRED COSTS                                      20,000               151,741
                                                                  -----------           -----------
   NET CASH USED BY OPERATING ACTIVITIES                              (19,869)              (47,355)
                                                                  -----------           -----------

INVESTMENT ACTIVITIES
   PRINCIPAL PAYDOWNS ON GNMA
    MORTGAGE-BACKED SECURITIES                                      2,192,143             5,495,512
                                                                  -----------           -----------

FINANCING ACTIVITIES
   PRINCIPAL PAYDOWNS ON COLLATERALIZED
    MORTGAGE OBLIGATIONS                                           (2,276,907)           (5,685,369)
                                                                  -----------           -----------
   TOTAL DECREASE IN CASH                                            (104,633)             (237,212)
   CASH AT BEGINNING OF PERIOD                                        598,103             1,242,933
                                                                  -----------           -----------
   CASH AT END OF PERIOD                                          $   493,470           $ 1,005,721
                                                                  ===========           ===========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1995

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

    The Company began operations on February 25, 1988 with the issuance of $100,100,000 Collateralized Mortgage Obligations, Series 1, at a premium of $6,028,027, collateralized by $100,018,251 principal amount of 11.00% GNMA Mortgage-Backed Securities. At issuance, the Bonds consisted of:

                                           Principal                 Interest
     Class                                  Amount                     Rate
     -----                                 ---------                 --------
     1-A                                $ 59,800,000                    9.15%
     1-B                                  24,000,000                   10.00%
     1-C                                  14,000,000                   9.375%
     1-Z                                   2,200,000                   10.00%
     1-R                                     100,000                1,556.75%
                                        ------------
                                        $100,100,000
                                        ============


    All of the Company's voting stock is held by North Side. As of March 31, 1995, 1,000 shares of the Company's common stock, par value $1.00 per share, were issued and outstanding.

    The Bonds were initially issued in 5 tranches, one of which is an accrual bond (Class 1-Z). The first two tranches have been paid out and principal and interest payments are now being received by holders of the third tranche. Interest continues to accrue on the Class 1-Z tranche which has an unpaid balance of $4,454,236 at March 31, 1995 compared to $4,237,878 at September 30, 1994.

2.  Summary of Significant Accounting Policies

    Deferred costs:

    The deferred syndicate costs, other deferred issuance costs and original issue discount on the Bonds are being amortized using the interest method.

    Income taxes:

    Income taxes are provided for financial reporting purposes on the basis of the Company filing a separate income tax return. For the three and six months ended March 31, 1995 and 1994, the Company made provisions for Federal income taxes at the statutory rate of 34%. As there are no timing differences for financial reporting and Federal income tax purposes, no provision has been made in the accompanying financial statements for deferred taxes. Since the Company is a Delaware corporation, no provision has been made for state income taxes.


3.  Statement of Cash Flows

    For purposes of reporting cash flows, cash and cash equivalents are defined to included cash and due from banks.


4.  Related Party Transactions

    Certain directors and officers of the Company are also directors and officers of North Side.

Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

          The Corporation has not issued any additional Collateralized Mortgage Obligation Bonds since the first issuance of such bonds on February 25, 1988. Interest income, interest expense and administrative expenses decreased $186,990, $188,421 and $923, respectively, for the three months ended March 31, 1995 compared to the like period in 1994, primarily due to paydowns of principal on both the GNMA Mortgage-backed Securities and on the Collateralized Mortgage Obligation Bonds ("CMO"). Interest income and interest expense have decreased $379,082 and $385,611 respectively, for the six months ended March 31, 1995 compared to the like period in 1994, primarily due to paydowns as previously discussed.

                          PART II - OTHER INFORMATION

The following items have been omitted as inapplicable or not required under the applicable instructions:

     Item 1.  -  Legal Proceedings


     Item 2.  -  Changes in Securities


     Item 3.  -  Defaults Upon Senior Securities


     Item 4.  -  Submission of Matters to a Vote of Security Holders


     Item 5.  -  Other Information


     Item 6.  -  Exhibits and Reports on Form 8-K

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NORTH SIDE CAPITAL CORPORATION

                                          By: /s/ Thomas M. O'Brien
                                              ----------------------------------
                                          Thomas M. O'Brien
                                          President, Chief Executive
                                          Officer and Director


Date:  May 10, 1995



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                                       POSITION                                         DATE
- ---------                                       --------                                         ----
/s/ Thomas M. O'Brien                           President, Chief                                 May 10, 1995
- -------------------------                       Executive Officer
Thomas M. O'Brien                               and Director



/s/ Donald C. Fleming                           Director,                                        May 10, 1995
- -------------------------                       Vice President and
Donald C. Fleming                               Treasurer (Principal
                                                Financial and Accounting
                                                Officer)


                                EXHIBIT INDEX
                                -------------

Exhibit
  No.                   Description
- -------                 -----------

  27             Financial Data Schedule