Form 10-Q
period 1995-06-30
NORTH SIDE CAPITAL CORP
filed 1995-08-10
CIK 799276

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-Q

(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the transition period from ------------- to ---------------

                         Commission file number 33-8195

                         NORTH SIDE CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                          22-2920600
----------------------------------                          -------------------
  (State or other jurisdiction                              (I.R.S. employer
 of incorporation or organization)                          identification no.)

  1105 North Market St., Suite 300, Wilmington, DE                19899
  ------------------------------------------------                -----
     (Address of principal executive offices)                   (Zip code)

        Registrant's telephone number, including area code (302)427-8736
                                                           -------------


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               -----       -----


         Registrant had 1,000 shares of common stock outstanding (wholly-owned by North Side Savings Bank) as of August 1, 1995.

         THE REGISTRANT MEETS THE CONDITION FOR AND IS, THEREFORE, UTILIZING THE REDUCED DISCLOSURE FORMAT PROVIDED BY GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q.

                                     INDEX

                         NORTH SIDE CAPITAL CORPORATION




Cover
Index                                                                   Page
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

                         PART I - FINANCIAL INFORMATION


Item 1. - Financial Statements



                         NORTH SIDE CAPITAL CORPORATION
                         INDEX TO FINANCIAL STATEMENTS



Financial Statements

Balance Sheets as of June 30, 1995
     and September 30, 1994                                                    F-2

Statements of Income and Accumulated Deficit
     for the Three and Nine Months Ended
     June 30, 1995 and 1994                                                    F-3

Statements of Cash Flows for the
     Nine Months Ended June 30, 1995 and 1994                                  F-4

Notes to Financial Statements                                           F-5 to F-6


In the opinion of management, the accompanying unaudited Financial Statements include all normal recurring adjustments necessary for a fair presentation of the Corporation's financial condition and results of operations in accordance with generally accepted accounting principles.

                         NORTH SIDE CAPITAL CORPORATION
                                 BALANCE SHEETS
                      JUNE 30, 1995 AND SEPTEMBER 30, 1994
                                  (UNAUDITED)


                                      JUNE 30,        SEPTEMBER 30,
ASSETS                                1995               1994
------                              -----------       -------------

Current Assets

CASH                                  $ 384,505          $ 598,103
INTEREST RECEIVABLE                     138,039            163,630
OTHER ASSETS                             12,077             16,484
                                    -----------        -----------
TOTAL CURRENT ASSETS                    534,621            778,217
INVESTMENT IN GNMA
  MORTGAGE-BACKED
  SECURITIES, AT COST                14,706,133         17,524,910

DEFERRED COSTS                           32,637             62,637
                                    -----------        -----------
                                    $15,273,391        $18,365,764
                                    ===========        ===========


LIABILITIES AND
STOCKHOLDER'S                         JUNE 30,        SEPTEMBER 30,
EQUITY (DEFICIT)                      1995                1994
----------------                    -----------       -------------

Current Liabilities

ACCOUNTS PAYABLE                    $    17,374        $    24,094
INTEREST PAYABLE                        272,181            324,052
                                    -----------        -----------
TOTAL CURRENT LIABILITIES               289,555            348,146

COLLATERALIZED MORTGAGE
  OBLIGATIONS, SERIES 1
  (INCLUDING PREMIUM OF
  $38,962 AND $74,962)               15,005,149         18,047,485

Stockholder's Equity (Deficit)

COMMON STOCK, $1 PAR VALUE:
1,000 SHARESAUTHORIZED,
ISSUED AND OUTSTANDING                    1,000              1,000

ACCUMULATED DEFICIT                     (22,313)           (30,867)
                                    -----------        -----------
TOTAL STOCKHOLDER'S
EQUITY (DEFICIT)                        (21,313)           (29,867)
                                    -----------        -----------

                                    $15,273,391        $18,365,764
                                    ===========        ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                      FOR THE THREE AND NINE MONTHS ENDED
                             JUNE 30, 1995 AND 1994
                                  (UNAUDITED)





                                                        Three Months Ended               Nine Months Ended
                                                        ------------------               -----------------
                                                            June 30,                         June 30,
                                                            --------                         --------
                                                       1995         1994               1995            1994
                                                       ----         ----               ----            ----
INTEREST INCOME                                     $416,022       $560,899         $1,319,111      $1,843,070

INTEREST EXPENSE                                     409,867        556,224          1,298,041       1,830,009
                                                    --------       --------         ----------      ----------

NET INTEREST INCOME                                    6,155          4,675             21,070          13,061

OPERATING AND ADMINISTRATIVE
 EXPENSES                                              1,872          2,527              8,109           8,666
                                                    --------       --------         ----------      ----------

INCOME BEFORE PROVISION
 FOR INCOME TAXES                                      4,283          2,148             12,961           4,395

PROVISION FOR INCOME TAXES                             1,457            730              4,407           1,494
                                                    --------       --------         ----------      ----------

NET INCOME                                             2,826          1,418              8,554           2,901

ACCUMULATED DEFICIT
 BEGINNING OF PERIOD                                 (25,139)       (32,287)           (30,867)        (33,770)
                                                    --------       --------         ----------      ----------

ACCUMULATED DEFICIT
 END OF PERIOD                                      $(22,313)      $(30,869)        $  (22,313)     $  (30,869)
                                                    ========       ========         ==========      ==========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                             JUNE 30, 1995 AND 1994
                                  (UNAUDITED)





                                                                           1995                  1994
                                                                           ----                  ----
OPERATING ACTIVITIES
     NET INCOME                                                     $     8,554           $     2,901
     DECREASE IN INTEREST PAYABLE                                       (51,871)             (152,501)
     DECREASE IN ACCOUNTS PAYABLE                                        (6,720)                 (731)
     DECREASE IN INTEREST RECEIVABLE                                     25,591                75,396
     DECREASE IN OTHER ASSETS                                             4,407                 1,494
     AMORTIZATION OF PREMIUM ON GNMA
        MORTGAGE-BACKED SECURITIES                                           --                77,182
     AMORTIZATION OF PREMIUM ON
        COLLATERALIZED MORTGAGE OBLIGATIONS                             (36,000)             (219,063)
     AMORTIZATION OF DEFERRED COSTS                                      30,000               144,503
                                                                    -----------           -----------
     NET CASH USED BY OPERATING ACTIVITIES                              (26,039)              (70,819)
                                                                    -----------           -----------

INVESTMENT ACTIVITIES
     PRINCIPAL PAYDOWNS ON GNMA
        MORTGAGE-BACKED SECURITIES                                    2,818,777             8,327,468
                                                                    -----------           -----------

FINANCING ACTIVITIES
     PRINCIPAL PAYDOWNS ON COLLATERALIZED
        MORTGAGE OBLIGATIONS                                         (3,006,336)           (8,502,297)
                                                                    -----------           -----------
     TOTAL DECREASE IN CASH                                            (213,598)             (245,648)
     CASH AT BEGINNING OF PERIOD                                        598,103             1,242,933
                                                                    -----------           -----------
     CASH AT END OF PERIOD                                          $   384,505           $   997,285
                                                                    ===========           ===========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1995

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
                                 ------------
                                 $100,100,000
                                 ============


    All of the Company's voting stock is held by North Side. As of June 30, 1995, 1,000 shares of the Company's common stock, par value $1.00 per share, were issued and outstanding.

     The Bonds were initially issued in 5 tranches, one of which is an accrual bond (Class 1-Z). The first two tranches have been paid out and principal and interest payments are now being received by holders of the third tranche. Interest continues to accrue on the Class 1-Z tranche which has an unpaid balance of $4,566,522 at June 30, 1995 compared to $4,237,878 at September 30, 1994.

2.  Summary of Significant Accounting Policies

    Deferred costs:

    The deferred syndicate costs, other deferred issuance costs and original issue discount on the Bonds are being amortized using the interest method.

    Income taxes:

    Income taxes are provided for financial reporting purposes on the basis of the Company filing a separate income tax return. For the three and nine months ended June 30, 1995 and 1994, the Company made provisions for Federal income taxes at the statutory rate of 34%. As there are no timing differences for financial reporting and Federal income tax purposes, no provision has been made in the accompanying financial statements for deferred taxes. Since the Company is a Delaware corporation, no provision has been made for state income taxes.


3.  Statement of Cash Flows

      For purposes of reporting cash flows, cash and cash equivalents are defined to included cash and due from banks.


4.  Related Party Transactions

    Certain directors and officers of the Company are also directors and officers of North Side.

Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

          The Corporation has not issued any additional Collateralized Mortgage Obligation Bonds since the first issuance of such bonds on February 25, 1988. Interest income, interest expense and administrative expenses decreased $144,877, $146,357 and $655, respectively, for the three months ended June 30, 1995 compared to the like period in 1994, primarily due to paydowns of principal on both the GNMA Mortgage-backed Securities and on the Collateralized Mortgage Obligation Bonds ("CMO"). Interest income, interest expense and administrative expenses decreased $523,959, $531,968 and $557, respectively, for the nine months ended June 30, 1995 compared to the like period in 1994, primarily due to paydowns as previously discussed.

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


Date:  August 10, 1995



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                         POSITION                            DATE
---------                         --------                            ----
/s/ Thomas M. O'Brien             President, Chief               August 10, 1995
-------------------------         Executive Officer
Thomas M. O'Brien                 and Director



/s/ Donald C. Fleming             Director,                      August 10, 1995
-------------------------         Vice President and
Donald C. Fleming                 Treasurer (Principal
                                  Financial and Accounting
                                  Officer)


                                EXHIBIT INDEX
                                -------------


                    EXHIBIT 27     Financial Data Schedule