Form 10-K405
period 1995-09-30
NORTH SIDE CAPITAL CORP
filed 1995-12-21
CIK 799276

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     ------

                                    FORM 10-K
(Mark One)

 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1995

                                       OR
 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to
                               --------------    --------------

                         Commission file number 33-8195

                         NORTH SIDE CAPITAL CORPORATION
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            22-2920600
------------------------------------                     -----------------------
  (State or other jurisdiction                               (I.R.S. employer
of incorporation or organization)                           identification no.)

 1105 North Market St., Suite 300, Wilmington, DE              19899
--------------------------------------------------        -----------------
   (Address of principal executive offices)                  (Zip code)


      Registrant's telephone number, including area code (302)427-8736

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

     None                                                  --
-------------------                       -----------------------------------



           Securities registered pursuant to Section 12(g) of the Act:
                                     None
                 ---------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No
                                                 ---          ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

          Registrant had 1,000 shares of common stock outstanding as of December 19, 1995.

         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                                     INDEX

                         NORTH SIDE CAPITAL CORPORATION

Cover
Index                                                              Page
-----                                                              ----
PART I

       Item 1.     Business                                           1

       Item 2.     Properties                                         2

       Item 3.     Legal Proceedings                                  2

       Item 4.     Submission of Matters to a Vote of
                   Security Holders                                   2


PART II

       Item 5.     Market for Registrant's Common Equity
                   and Related Stockholder Matters                    2

       Item 6.     Selected Financial Data                            2

       Item 7.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations      2

       Item 8.     Financial Statements and Supplementary Data        3

       Item 9.     Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                3


PART III

       Item 10.    Directors and Executive Officers
                   of the Registrant                                  3

       Item 11.    Executive Compensation                             3

       Item 12.    Security Ownership of Certain Beneficial
                   Owners and Management                              4

       Item 13.    Certain Relationships and Related Transactions     4


PART IV

       Item 14.    Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K                            4

                                     PART I

       ITEM 1.           BUSINESS

       North Side Capital Corporation (the "Company") was incorporated in the State of Delaware on June 23, 1986. The Company was organized by North Side Savings Bank ("North Side") solely for the purpose of investing in mortgage-backed securities and issuing and selling series of Mortgage-Backed Sequential Pay Bonds (the "Bonds"). The Bonds are secured by collateral consisting of Certificates (as defined below). Each such series of Bonds is rated in the highest rating category by a nationally recognized statistical rating agency.

       The Bonds may be sold from time to time by the Company in one or more series on terms to be determined at the time of the sale. Each series of Bonds consists of one or more sequences. The Bonds of each series are collateralized by "fully modified pass- through mortgage-backed certificates" ("GNMA Certificates") guaranteed as to the full and timely payment of principal and interest by the Government National Mortgage Association, which guaranty is backed by the full faith and credit of the United States Government; by guaranteed mortgage pass-through certificates ("FNMA Certificates") issued and guaranteed as to the full and timely payment of principal and interest by the Federal National Mortgage Association; by mortgage participation certificates ("FHLMC Certificates") issued and guaranteed as to the full and timely payment of interest and the ultimate payment of principal by the Federal Home Loan Mortgage Corporation (the GNMA, FNMA and FHLMC Certificates hereinafter referred to collectively as the "Certificates"); or by a combination of such Certificates. Because each series of Bonds is secured by separate collateral, the investment characteristics of each series of Bonds differ.

EXPENSES

       Substantially all of the Company's expenses consist of interest payments due on the Bonds and amounts payable for the Company's operating expenses incurred as a result of its responsibilities as Issuer of the Bonds. The distributions on the Certificates pledged to secure each series of Bonds, together with reinvestment income thereon, have been sufficient to enable the Company to make all payments due on such series of Bonds in accordance with their terms. The Company may also retain cash from the net proceeds of a series of Bonds to make payments of its related operating expenses incurred as a result of its responsibilities as Issuer of the Bonds.

CAPITAL RESOURCES AND LIQUIDITY

       The Company's primary sources of funds are payments of interest and principal on the Certificates pledged to secure one or more series of Bonds and income from the reinvestment thereof. Management believes that the Company has sufficient capital resources and liquidity to pay all amounts due on the Bonds in accordance with their terms and all other anticipated expenses of the Company. The Company does not have, nor does management expect the Company to have in the future, any significant sources of funds other than distributions received on the Certificates.

RESULTS OF OPERATIONS

       The Company's results of operations depend on the rate at which payments of principal are made on the Certificates, the amount of reinvestment income earned on distributions on the Certificates, the amount of cash retained to pay operating expense and the level of the Company's operating expenses.

IMPACT OF INFLATION AND CHANGING PRICES

       Inflation and increased prices may increase the level of the Company's operating expenses. Such increases may be offset, in whole or in part, by increases in income from reinvestment of distributions on the Certificates. While major increases in the rate of inflation could result in higher than anticipated levels of default in payment of the mortgages underlying the Certificates, the guarantees of GNMA, FNMA and FHLMC with respect to the Certificates should insulate the Company from the effects of such defaults.

       The Company is a limited purpose finance subsidiary of North Side. All of the Company's voting stock is held by North Side. As of September 30, 1995, 1,000 shares of the Company's common stock, par value $1.00 per share, were issued and outstanding.

       ITEM 2.           PROPERTIES

       The Company owns no physical properties.

       ITEM 3.           LEGAL PROCEEDINGS

       There are no pending legal proceedings.

       ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Pursuant to General Instruction J of Form 10-K, the information required by Item 4 is omitted.


                                    PART II

       ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       All of the outstanding common stock of the Company is owned by North
       Side.

       ITEM 6.           SELECTED FINANCIAL DATA

       Pursuant to General Instruction J of Form 10-K, the information required by Item 6 is omitted.

       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Set forth below is management's discussion and analysis of operating results for the year ended September 30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

       On February 25, 1988 the Company commenced operations with the issuance of $100,100,000 mortgage-backed sequential pay bonds, Series 1, collateralized by 11% GNMA certificates. The Class 1-A and 1-B Bonds have been fully paid off in accordance with the terms thereof, and none of such Series is currently outstanding. See Note 1 of Notes to Financial Statements.

       Investment in mortgage-backed securities decreased $3.9 million during fiscal 1995 and $10.2 million during fiscal 1994 as a result of principal prepayments and repayments on the securities. The balance of collateralized mortgage obligations, Series 1, decreased $3.8 million during fiscal 1995 and $11.0 million during fiscal 1994, reflecting bond redemptions required by the indenture agreement and premium amortization.

       Interest income and interest expense decreased $.6 million and $.6 million, respectively, during fiscal 1995 primarily as a result of principal paydowns on both the GNMA Certificates and the Bonds. Interest income and interest expense decreased $.9 million and $.9 million, respectively, for the year ended September 30, 1994 compared to fiscal 1993, again primarily due to principal paydowns on both the GNMA Certificates and the Bonds. Interest income and interest expense decreased $.6 million and $.6 million during fiscal 1993 as compared to fiscal 1992, primarily due to principal paydowns on both the GNMA Certificates and the Bonds.


       ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The financial statements and supplementary financial information required by this Item and included in this Report are referenced in the index appearing on page F-1.


       ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

       ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Pursuant to General Instruction J of Form 10-K, the information required by Item 10 is omitted.



       ITEM 11.          EXECUTIVE COMPENSATION

       Pursuant to General Instruction J of Form 10-K, the information required by Item 11 is omitted.

       ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                         AND MANAGEMENT

       Pursuant to General Instruction J of Form 10-K, the information required by Item 12 is omitted.

       ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Pursuant to General Instruction J of Form 10-K, the information required by Item 13 is omitted.


                                    PART IV

       ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                         REPORTS ON FORM 8-K

       (a) (1) and (2) Financial Statements and Schedules

       See Index-Financial Statements and Schedules appearing on Page F-1.

           (3)  Exhibits

       All applicable exhibits were previously filed.

       (b)  Reports on Form 8-K

       The Company did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 1995.

                         NORTH SIDE CAPITAL CORPORATION

                         INDEX TO FINANCIAL STATEMENTS



Financial Statements
--------------------
Independent Auditors' Report                                      F-2


Balance Sheets as of September 30, 1995 and 1994                  F-3


Statements of Income for the Years Ended
  September 30, 1995, 1994 and 1993                               F-4


Statements of Changes in Stockholder's Equity (Deficit) for
  the Years Ended September 30, 1995, 1994 and 1993               F-5


Statements of Cash Flows for the Years Ended
  September 30, 1995, 1994 and 1993                               F-6


Notes to Financial Statements                                     F-7 to F-8

All financial statement schedules are omitted due to inapplicability or because the required information is included in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
North Side Capital Corporation:

We have audited the accompanying balance sheets of North Side Capital Corporation (the "Corporation") as of September 30, 1995 and 1994 and the related statements of income, changes in stockholder's equity (deficit), and cash flows for each of the years in the three-year period ended September 30, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Side Capital Corporation as of September 30, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 1995 in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP

New York, New York
December 11, 1995

                         NORTH SIDE CAPITAL CORPORATION
                                 BALANCE SHEETS
                          SEPTEMBER 30, 1995 AND  1994


                                                           LIABILITIES AND
ASSETS                          1995              1994     STOCKHOLDERS'S EQUITY (DEFICIT)            1995           1994
------                          ----              ----     -------------------------------            ----           ----


Current Assets                                             Current Liabilities
--------------                                             -------------------
CASH                      $   768,186      $   598,103     ACCOUNTS PAYABLE                   $    16,817      $    24,094
INTEREST RECEIVABLE           127,987          163,630     INTEREST PAYABLE                       256,018          324,052
                                                                                              -----------      -----------
OTHER ASSETS                   10,839           16,484     TOTAL CURRENT LIABILITIES              272,835          348,146
                           ----------      -----------
TOTAL CURRENT ASSETS          907,012          778,217
                                                           COLLATERALIZED MORTGAGE
INVESTMENT IN GNMA                                           OBLIGATIONS, SERIES 1
  MORTGAGE-BACKED                                            (INCLUDING PREMIUM OF
  SECURITIES               13,598,813       17,524,910       $26,962 AND $74,962)              14,274,537       18,047,485

DEFERRED COSTS                 22,637           62,637     Stockholder's Equity (Deficit)
                                                           ------------------------------

                                                           COMMON STOCK, $1 PAR VALUE:
                                                           1,000 SHARES AUTHORIZED,
                                                           ISSUED AND OUTSTANDING                   1,000            1,000
                                                           ACCUMULATED DEFICIT                    (19,910)         (30,867)
                                                                                              -----------      -----------
                                                           TOTAL STOCKHOLDER'S
                          -----------      -----------     EQUITY (DEFICIT)                       (18,910)         (29,867)
                                                                                              -----------      -----------

                          $14,528,462      $18,365,764                                        $14,528,462      $18,365,764
                          ===========      ===========                                        ===========      ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
                              STATEMENTS OF INCOME
               FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994, 1993




                                      1995             1994            1993
                                      ----             ----            ----
INTEREST INCOME                  $1,711,582       $2,341,549      $3,276,960

INTEREST EXPENSE                  1,685,105        2,324,778       3,257,519
                                 ----------       ----------      ----------

NET INTEREST INCOME                  26,477           16,771          19,441

OPERATING AND ADMINISTRATIVE
 EXPENSES                             9,875           12,373          16,455
                                 ----------       ----------     -----------

INCOME BEFORE PROVISION
 FOR INCOME TAXES                    16,602            4,398           2,986

PROVISION FOR
 INCOME TAXES                         5,645            1,495           1,015
                                 ----------       ----------     -----------

NET INCOME                       $   10,957       $    2,903     $     1,971
                                 ==========       ==========     ===========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
             STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT) FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993





                                                                         TOTAL
                                                                 STOCKHOLDER'S
                                     COMMON      ACCUMULATED            EQUITY
                                      STOCK         DEFICIT          (DEFICIT)
                                     ------      -----------     -------------
BALANCE, SEPTEMBER 30, 1992          $1,000        $(35,741)          (34,741)

NET INCOME                                -           1,971             1,971
                                     ------        --------          --------

BALANCE, SEPTEMBER 30, 1993           1,000         (33,770)          (32,770)

NET INCOME                                -           2,903             2,903
                                     ------        --------          --------

BALANCE, SEPTEMBER 30, 1994           1,000         (30,867)          (29,867)

NET INCOME                                -          10,957            10,957
                                     ------        --------          --------

BALANCE, SEPTEMBER 30, 1995          $1,000        $(19,910)         $(18,910)
                                     ======        ========          ========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

OPERATING ACTIVITIES:                                   1995          1994          1993
---------------------                                   -----         -----         -----
         NET INCOME                               $    10,957         2,903   $      1,971
         DECREASE IN INTEREST PAYABLE                 (68,034)     (191,433)      (215,884)
         (DECREASE) INCREASE IN ACCOUNTS PAYABLE       (7,277)          559         (1,075)
         DECREASE IN INTEREST RECEIVABLE               35,643        92,958        109,729
         AMORTIZATION OF PREMIUM ON
          GNMA MORTGAGE-BACKED SECURITITES                  -        77,182        359,843
         AMORTIZATION OF PREMIUM ON
          MORTGAGE OBLIGATIONS                        (48,000)     (309,021)      (495,888)
         AMORTIZATION OF DEFERRED COSTS                40,000       236,109        142,767
         DECREASE IN OTHER ASSETS                       5,645         1,495          1,015
                                                  -----------   -----------   ------------
         NET CASH USED IN
          OPERATING ACTIVITIES                        (31,066)      (89,248)       (97,522)
                                                  -----------   -----------   ------------

INVESTMENT ACTIVITIES:
---------------------
         PRINCIPAL PAYDOWNS ON GNMA
          MORTGAGE-BACKED SECURITIES                3,926,097    10,159,129     11,853,699
                                                  -----------   -----------   ------------

FINANCING ACTIVITIES:
--------------------
         PRINCIPAL PAYDOWNS ON COLLATERALIZED
          MORTGAGE OBLIGATIONS                     (3,724,948)  (10,714,711)   (11,700,423)
                                                  -----------   -----------   ------------

TOTAL INCREASE (DECREASE)
          IN CASH AND CASH EQUIVALENTS                170,083      (644,830)        55,754
                                                  -----------   -----------   ------------
CASH AND CASH EQUIVALENTS
          AT BEGINNING OF YEAR                        598,103     1,242,933      1,187,179
                                                  -----------  ------------   ------------
CASH AND CASH EQUIVALENTS
          AT END OF YEAR                          $   768,186  $    598,103   $  1,242,933
                                                  ===========  ============   ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1995, 1994 AND 1993

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

The Company began operations on February 25, 1988 with the issuance of $100,100,000 Collateralized Mortgage Obligations, Series 1, at a premium of $6,028,027, collateralized by $100,018,251 principal amount of 11.00% GNMA Certificates. At issuance, the Bonds consisted of:




                                Principal                   Interest
         Class                     Amount                       Rate
                                ---------                   --------
         1-A                 $ 59,800,000                     9.15%
         1-B                   24,000,000                    10.00%
         1-C                   14,000,000                    9.375%
         1-D                    2,200,000                    10.00%
         1-R                      100,000                 1,556.75%
                             ------------
                             $100,100,000
                             ============

The Bonds were initially issued in 5 tranches, one of which is an accrual bond (Class 1-D). The first two tranches have been paid out and principal and interest payments are now being received by holders of the third tranche. Interest continues to accrue on the Class 1-D tranche, which had an unpaid balance of $4,681,640 at September 30, 1995 compared to $4,237,878 at September 30, 1994.


2.  Summary of Significant Accounting Policies

Pass-through mortgage-backed certificates:

The GNMA mortgage-backed securities are carried at cost plus unamortized premium. The premium on the Certificates was amortized by the interest method on the basis of anticipated prepayment patterns determined by reference to historical prepayment experience for similar mortgage-backed securities. When actual prepayments differed from the anticipated prepayments, the effective yield used to amortize the premium was adjusted. As a result, the carrying value of the pass-through certificates was adjusted

                         NORTH SIDE CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


to the amount that would have existed had the new effective yield been applied since the Certificates were acquired with a corresponding charge or credit to interest income in the current year.

Deferred syndicate costs, other deferred issuance costs and original discount on the Bonds:

The deferred syndicate costs, other deferred issuance costs and original issue discount on the Bonds are being amortized using the interest method over the anticipated life of the Bonds.

Income taxes:

Income tax expense is provided for financial reporting purposes on the basis of the Company filing a separate income tax return. For the fiscal years ended September 30, 1995, 1994, and 1993 the Company made provisions for Federal income taxes at the statutory rate of 34%. As there are no timing differences for financial reporting and Federal income tax purposes, no provision has been made in the accompanying financial statements for deferred taxes. Since the Company is a Delaware corporation, no provision has been made for state income taxes.

Statement of Cash Flows:

For purposes of reporting cash flows, cash and cash equivalents are defined to include cash and due from banks.

3.  Related Party Transactions

Certain directors and officers of the Company are also directors and officers of North Side.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NORTH SIDE CAPITAL CORPORATION


                                        By:  /s/ Thomas M.  O'Brien
                                            -----------------------
                                        Thomas M. O'Brien
                                        President, Chief Executive
                                        Officer and Director


Date:  December 19, 1995



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                         POSITION                    DATE
---------                         --------                    ----
/s/ Thomas M. O'Brien             President,                  December 19, 1995
---------------------             Chief Executive Officer
Thomas M. O'Brien                 and Director



/s/ Donald J.Puglisi              Director                    December 19, 1995
--------------------
Donald J. Puglisi



/s/ Donald C. Fleming             Director,                   December 19, 1995
---------------------             Vice President and
Donald C. Fleming                 Treasurer (Principal
                                  Financial and
                                  Accounting Officer)


/s/ Irvin L. Cherashore
-----------------------
Irvin L. Cherashore               Director                    December 19, 1995

                                   EXHIBIT INDEX

Exhibit No.                         Description                  Page No.
----------                          -----------                  --------
EX-27                               Financial Data Schedule