Form 10-Q
period 1995-12-31
NORTH SIDE CAPITAL CORP
filed 1996-02-14
CIK 799276

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 -----------

                                   FORM 10-Q

(Mark One)

/X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

                                       OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                         Commission file number 33-8195

                     NORTH SIDE CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                     22-2920600
---------------------------------------             ----------------------------
  (State or other jurisdiction                             (I.R.S. employer
of incorporation or organization)                          identification no.)

1105 North Market St., Suite 300, Wilmington, DE                 19899
--------------------------------------------------           -------------------
   (Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code (302)427-8736
                                                   -------------


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No
                                               --------     -------

         Registrant had 1,000 shares of common stock outstanding (wholly-owned by North Side Savings Bank as of February 1, 1996).

         THE REGISTRANT MEETS THE CONDITION FOR AND IS, THEREFORE, UTILIZING THE REDUCED DISCLOSURE FORMAT PROVIDED BY GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q.

                                     INDEX


                         NORTH SIDE CAPITAL CORPORATION



Cover
Index                                                                            Page
-----                                                                            ----
PART I
------

      Item 1. - Financial Statements                                         F-1 to F-6
      ------------------------------

      Item 2. - Management's Discussion and
      -------------------------------------
                Analysis of Financial Condition
                -------------------------------
                and Results of Operations                                           F-7
                -------------------------



PART II
-------

      Item 1. - Legal Proceedings                                                     1
      ---------------------------

      Item 2. - Changes in Securities                                                 1
      -------------------------------

      Item 3. - Defaults Upon Senior Securities                                       1
      -----------------------------------------

      Item 4. - Submission of Matters to a Vote of
      --------------------------------------------
                Security Holders                                                      1
                ----------------

      Item 5. - Other Information                                                     1
      ---------------------------

      Item 6. - Exhibits and Reports on Form 8-K                                      1
      ------------------------------------------

                         PART I - FINANCIAL INFORMATION


Item 1. - Financial Statements




                         NORTH SIDE CAPITAL CORPORATION
                         INDEX TO FINANCIAL STATEMENTS



Financial Statements
--------------------
Balance Sheets as of December 31, 1995
       and September 30, 1995                                                        F-2


Statements of Income and Accumulated Deficit
       for the Three Months Ended
       December 31, 1995 and 1994                                                    F-3


Statements of Cash Flows for the
       Three Months Ended
       December 31, 1995 and 1994                                                    F-4


Notes to Financial Statements                                                 F-5 to F-6


In the opinion of management, the accompanying unaudited Financial Statements include all normal recurring adjustments necessary for a fair presentation of the Corporation's financial condition and results of operations in accordance with generally accepted accounting principles.

                         NORTH SIDE CAPITAL CORPORATION
                                 BALANCE SHEETS
                    DECEMBER 31, 1995 AND SEPTEMBER 30, 1995
                                 (UNAUDITED)


                                                             LIABILITIES AND
                        DECEMBER 31,    SEPTEMBER 30,        STOCKHOLDER'S                    DECEMBER 31,      SEPTEMBER 30,
ASSETS                       1995             1995           EQUITY (DEFICIT)                     1995               1995
------                  -----------     ------------         ----------------                 -----------       -------------
Current Assets                                               Current Liabilities
--------------                                               -------------------

CASH                    $   394,183        $ 768,186         ACCOUNTS PAYABLE                 $    14,816        $    16,817
INTEREST RECEIVABLE         120,593          127,987         INTEREST PAYABLE                     238,613            256,018
OTHER ASSETS                  9,376           10,839         TOTAL CURRENT LIABILITIES         ----------         ----------
                          ---------       ----------                                              253,429            272,835
TOTAL CURRENT ASSETS        524,152          907,012

                                                             COLLATERALIZED MORTGAGE
INVESTMENT IN GNMA                                             OBLIGATIONS, SERIES 1
  MORTGAGE-BACKED                                              (INCLUDING PREMIUM OF
  SECURITIES, AT COST    12,849,972       13,598,813           $14,962 AND $26,962)            13,149,401         14,274,537

DEFERRED COSTS               12,637           22,637         Stockholder's Equity (Deficit)
                                                             ------------------------------

                                                             COMMON STOCK, $1 PAR VALUE:
                                                             1,000 SHARES AUTHORIZED,
                                                             ISSUED AND OUTSTANDING                 1,000              1,000

                                                             ACCUMULATED DEFICIT                  (17,069)           (19,910)
                                                                                               ----------         ----------
                                                             TOTAL STOCKHOLDER'S
                                                             EQUITY (DEFICIT)                     (16,069)           (18,910)
                         ----------       ----------                                           ----------         ----------

                        $13,386,761      $14,528,462                                          $13,386,761        $14,528,462
                         ==========       ==========                                           ==========         ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1995 AND 1994
                                  (UNAUDITED)




                                                      1995               1994
                                                      ----               ----
INTEREST INCOME                                    $364,684           $467,839


INTEREST EXPENSE                                    358,741            459,116
                                                    --------           --------

NET INTEREST INCOME                                   5,943              8,723


OPERATING AND ADMINISTRATIVE EXPENSES                 1,639              4,278
                                                    --------           --------


INCOME BEFORE PROVISION
  FOR INCOME TAXES                                    4,304              4,445


PROVISION FOR INCOME TAXES                            1,463              1,511
                                                      ------             ------


NET INCOME                                            2,841              2,934


ACCUMULATED DEFICIT
  BEGINNING OF PERIOD                               (19,910)           (30,867)
                                                    --------           --------


ACCUMULATED DEFICIT
  END OF PERIOD                                   $ (17,069)         $ (27,933)
                                                   =========          =========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1995 AND 1994
                                  (UNAUDITED)





                                                         1995             1994
                                                         ----             ----
OPERATING ACTIVITIES
--------------------
     NET INCOME                                   $     2,841        $   2,934
     DECREASE IN INTEREST PAYABLE                     (17,405)         (19,383)
     DECREASE IN ACCOUNTS PAYABLE                      (2,001)         ( 1,713)
     DECREASE IN INTEREST RECEIVABLE                    7,394            7,663
     DECREASE IN OTHER ASSETS                           1,463            1,511
     AMORTIZATION OF PREMIUM ON
      COLLATERALIZED MORTGAGE OBLIGATIONS             (12,000)         (12,000)
     AMORTIZATION OF DEFERRED COSTS                    10,000           10,000
                                                     ---------        --------
     NET CASH USED BY OPERATING ACTIVITIES             (9,708)         (10,988)
                                                     ---------       ---------

INVESTMENT ACTIVITIES
---------------------
     PRINCIPAL PAYDOWNS ON GNMA
      MORTGAGE-BACKED SECURITIES                      748,841        1,314,503
                                                      -------        ----------

FINANCING ACTIVITIES
--------------------
     PRINCIPAL PAYDOWNS ON COLLATERALIZED
      MORTGAGE OBLIGATIONS                         (1,113,136)      (1,274,463)
                                                   ----------        ---------
     TOTAL DECREASE IN CASH                          (374,003)          29,052
     CASH AT BEGINNING OF PERIOD                      768,186          598,103
                                                      -------          -------
     CASH AT END OF PERIOD                        $   394,183        $ 627,155
                                                    =========          =======





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

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
                               -----------
                              $100,100,000
                               ===========


    The Company is a limited purpose finance subsidiary of North Side. All of the Company's voting stock is held by North Side. As of December 31, 1995, 1,000 shares of the Company's common stock, par value $1.00 per share, were issued and outstanding.

    The Bonds were initially issued in 5 tranches, one of which is an accrual bond (Class 1-Z). The first two tranches have been paid out and principal and interest payments are now being received by holders of the third tranche. Interest continues to accrue on the Class 1-Z tranche which has an unpaid balance of $4,799,659 at December 31, 1995 compared to $4,681,640 at September 30, 1995.

2.  Summary of Significant Accounting Policies

    Income taxes:

    Income taxes are provided for financial reporting purposes on the basis of the Company filing a separate income tax return. For the three months ended December 31, 1995 and 1994, the Company made provisions for Federal income taxes at the statutory rate of 34%. As there are no timing differences for financial reporting and Federal income tax purposes, no provision has been made in the accompanying financial statements for deferred taxes. Since the Company is a Delaware corporation, no provision has been made for state income taxes.

3.  Statement of Cash Flows

      For purposes of reporting cash flows, cash and cash equivalents are defined to include cash and due from banks.

4.  Related Party Transactions

    Certain directors and officers of the Company are also directors and officers of North Side.

Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

          The Corporation has not issued any additional Collateralized Mortgage Obligation Bonds since the first issuance of such bonds on February 25, 1988. Interest income and interest expense decreased $103,155 and $100,375 respectively, for the three months ended December 31, 1995 compared to the like period in 1994, primarily due to paydowns of principal on both the GNMA Mortgage-Backed Securities and on the Collateralized Mortgage Obligation Bonds ("CMO").

                          PART II - OTHER INFORMATION


     Item 4.  -   Submission of Matters to a Vote of Security Holders By
                  written consent of the Sole Stockholder dated as of December
                  15, 1995, Thomas M. O'Brien, Irvin L. Cherashore, Donald C.
                  Fleming and Donald J. Puglisi were re-elected as directors of the Company.



The following items have been omitted as inapplicable or not required under the applicable instructions:

     Item 1.  -   Legal Proceedings


     Item 2.  -   Changes in Securities


     Item 3.  -   Defaults Upon Senior Securities


     Item 5.  -   Other Information


     Item 6.  -   Exhibits and Reports on Form 8-K

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NORTH SIDE CAPITAL CORPORATION


                                          By: /s/ Thomas M. O'Brien
                                              --------------------------
                                          Thomas M. O'Brien
                                          President, Chief Executive
                                          Officer and Director


Date:  February 9, 1996



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                           POSITION                  DATE
---------                           --------                  ----


/s/ Thomas M. O'Brien               President, Chief          February 9, 1996
-------------------------           Executive Officer
Thomas M. O'Brien                   and Director




/s/ Donald C. Fleming               Director,                 February 9, 1996
-------------------------           Vice President and
Donald C. Fleming                   Treasurer (Principal
                                    Financial and
                                    Accounting Officer)

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule