Form 10-Q
period 1996-03-31
NORTH SIDE CAPITAL CORP
filed 1996-05-14
CIK 799276

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 ----------

                                  FORM 10-Q

(Mark One)
 __
|X |     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 --      EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                     OR
 __
|  |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 --      EXCHANGE ACT OF 1934

              For the transition period from                to
                                             --------------    --------------

                       Commission file number 33-8195

                       NORTH SIDE CAPITAL CORPORATION
        ------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Delaware                                            22-2920600
- ---------------------------------------                     ----------------
(State or other jurisdiction                                (I.R.S. employer
 of incorporation or organization)                          identification no.)

 1105 North Market St., Suite 300, Wilmington, DE                     19899
- --------------------------------------------------                  -----------
   (Address of principal executive offices)                         (Zip code)

      Registrant's telephone number, including area code (302)427-8736
                                                         -------------


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No
                                                -------      -------

         Registrant had 1,000 shares of common stock outstanding (wholly-owned by North Side Savings Bank) as of May 1, 1996.

         THE REGISTRANT MEETS THE CONDITION FOR AND IS, THEREFORE, UTILIZING THE REDUCED DISCLOSURE FORMAT PROVIDED BY GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q.
                                     INDEX

                         NORTH SIDE CAPITAL CORPORATION



Cover
Index                                                                      Page
- -----                                                                      ----
PART I
- ------

         Item 1. - Financial Statements                               F-2 to F-6
         ------------------------------

         Item 2. - Management's Discussion and
         -------------------------------------
                   Analysis of Financial Condition
                   -------------------------------
                   and Results of Operations                                F-7
                   -------------------------



PART II
- -------

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
         ------------------------------------------

                         PART I - FINANCIAL INFORMATION


Item 1. - Financial Statements




                         NORTH SIDE CAPITAL CORPORATION
                         INDEX TO FINANCIAL STATEMENTS



Financial Statements


Balance Sheets as of March 31, 1996
         and September 30, 1995                                             F-2


Statements of Income and Accumulated Deficit
         for the Three and Six Months Ended
         March 31, 1996 and 1995                                            F-3


Statements of Cash Flows for the
         Six Months Ended March 31, 1996 and 1995                           F-4


Notes to Financial Statements                                        F-5 to F-6


In the opinion of management, the accompanying unaudited Financial Statements include all normal recurring adjustments necessary for a fair presentation of the Corporation's financial condition and results of operations in accordance with generally accepted accounting principles.

                         NORTH SIDE CAPITAL CORPORATION
                                 BALANCE SHEETS
                     MARCH 31, 1996 AND SEPTEMBER 30, 1995
                                  (UNAUDITED)



                                                    MARCH 31,            SEPTEMBER 30,
ASSETS                                                1996                   1995
- ------                                          ----------------   ----------------------
Current Assets
- --------------

CASH                                                   $ 293,156                $ 768,186
INTEREST RECEIVABLE                                      113,486                  127,987

OTHER ASSETS                                               7,790                   10,839
                                                       ---------               ----------
TOTAL CURRENT ASSETS                                     414,432                  907,012

INVESTMENT IN GNMA
  MORTGAGE-BACKED
  SECURITIES, AT COST                                 12,094,541               13,598,813

DEFERRED COSTS, NET                                        2,637                   22,637









                                                      ----------               ----------


                                                     $12,511,610              $14,528,462
                                                      ==========               ==========

LIABILITIES AND
STOCKHOLDER'S                           MARCH 31,            SEPTEMBER 30,
EQUITY (DEFICIT)                        1996                  1995
- ----------------                  ------------------   -------------------
Current Liabilities
- -------------------

ACCOUNTS PAYABLE                        $    12,725           $    16,817
INTEREST PAYABLE                            223,393               256,018
                                         ----------            ----------
TOTAL CURRENT LIABILITIES                   236,118               272,835


COLLATERALIZED MORTGAGE
  OBLIGATIONS, SERIES 1
  (INCLUDING PREMIUM OF
  $2,962 AND $26,962)                    12,288,482            14,274,537

Stockholder's Equity (Deficit)
- ------------------------------

COMMON STOCK, $1 PAR VALUE:
1,000 SHARES AUTHORIZED,
ISSUED AND OUTSTANDING                        1,000                 1,000

ACCUMULATED DEFICIT                         (13,990)              (19,910)
                                         ----------            ----------
TOTAL STOCKHOLDER'S
EQUITY (DEFICIT)                            (12,990)              (18,910)
                                         ----------            ----------

                                        $12,511,610           $14,528,462
                                         ==========            ==========






                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                       FOR THE THREE AND SIX MONTHS ENDED
                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


                                                            Three Months Ended                     Six Months Ended
                                                            ------------------                     ----------------
                                                                 March 31,                             March 31,
                                                                 ---------                             ---------
                                                           1996             1995                 1996             1995
                                                           ----             ----                 ----             ----
INTEREST INCOME                                       $ 341,776          $435,250             $706,460         $903,089


INTEREST EXPENSE                                       335,576            429,058              694,317          888,174
                                                       -------          ---------              -------          -------


NET INTEREST INCOME                                      6,200              6,192               12,143           14,915


OPERATING AND ADMINISTRATIVE
 EXPENSES                                                1,535              1,959                3,174            6,237
                                                       -------          ---------            ---------        ---------


INCOME BEFORE PROVISION
 FOR INCOME TAXES                                        4,665              4,223                8,969            8,678


PROVISION FOR INCOME TAXES                               1,586              1,439                3,049            2,950
                                                       -------          ---------            ---------       ----------


NET INCOME                                               3,079              2,794                5,920            5,728

ACCUMULATED DEFICIT
 BEGINNING OF PERIOD                                   (17,069)           (27,933)             (19,910)         (30,867)
                                                       -------            -------              -------          -------

ACCUMULATED DEFICIT
 END OF PERIOD                                        $(13,990)          $(25,139)            $(13,990)        $(25,139)
                                                       =======            =======              =======          =======




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)





                                                                           1996                  1995
                                                                           ----                  ----
OPERATING ACTIVITIES
- --------------------
     NET INCOME                                                     $     5,920           $     5,728
     DECREASE IN INTEREST PAYABLE                                       (32,625)              (39,339)
     DECREASE IN ACCOUNTS PAYABLE                                        (4,092)               (5,286)
     DECREASE IN INTEREST RECEIVABLE                                     14,501                20,078
     DECREASE IN OTHER ASSETS                                             3,049                 2,950
     AMORTIZATION OF PREMIUM ON
        COLLATERALIZED MORTGAGE OBLIGATIONS                             (24,000)              (24,000)
     AMORTIZATION OF DEFERRED COSTS                                      20,000                20,000
                                                                      ---------             ---------
     NET CASH USED BY OPERATING ACTIVITIES                              (17,247)              (19,869)
                                                                     ----------             ---------

INVESTMENT ACTIVITIES
- ---------------------
     PRINCIPAL PAYDOWNS ON GNMA
        MORTGAGE-BACKED SECURITIES                                    1,504,272             2,192,143
                                                                      ---------             ---------

FINANCING ACTIVITIES
- --------------------
     PRINCIPAL PAYDOWNS ON COLLATERALIZED
        MORTGAGE OBLIGATIONS                                         (1,962,055)           (2,276,907)
                                                                      ---------             ---------
     TOTAL DECREASE IN CASH                                            (475,030)             (104,633)
     CASH AT BEGINNING OF PERIOD                                        768,186               598,103
                                                                      ---------               -------
     CASH AT END OF PERIOD                                         $    293,156             $ 493,470
                                                                      =========               =======





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

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
                                 -----------
                                $100,100,000
                                 ===========


    All of the Company's voting stock is held by North Side. As of March 31, 1996, 1,000 shares of the Company's common stock, par value $1.00 per share, were issued and outstanding.

    The Bonds were initially issued in 5 tranches, one of which is an accrual bond (Class 1-Z). The first two tranches have been paid out and principal and interest payments are now being received by holders of the third tranche. Interest continues to accrue on the Class 1-Z tranche which has an unpaid balance of $4,920,653 at March 31, 1996 compared to $4,681,640 at September 30, 1995.

2.  Summary of Significant Accounting Policies

    Income taxes:

    Income taxes are provided for financial reporting purposes on the basis of the Company filing a separate income tax return. For the three and six months ended March 31, 1996 and 1995, the Company made provisions for Federal income taxes at the statutory rate of 34%. As there are no timing differences for financial reporting and Federal income tax purposes, no provision has been made in the accompanying financial statements for deferred taxes. Since the Company is a Delaware corporation, no provision has been made for state income taxes.


3.  Statement of Cash Flows

    For purposes of reporting cash flows, cash and cash equivalents are defined to included cash and due from banks.


4.  Related Party Transactions

    Certain directors and officers of the Company are also directors and officers of North Side.

Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

          The Corporation has not issued any additional Collateralized Mortgage Obligation Bonds since the first issuance of such bonds on February 25, 1988. Interest income and interest expense decreased $93,474 and $93,482 respectively, for the three months ended March 31, 1996 compared to the like period in 1995, primarily due to paydowns of principal on both the GNMA Mortgage-backed Securities and on the Collateralized Mortgage Obligation Bonds ("CMO"). Interest income and interest expense have decreased $196,629 and $193,857 respectively, for the six months ended March 31, 1996 compared to the like period in 1995, primarily due to paydowns as previously discussed.

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


Date:  May 10, 1996



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                      POSITION                       DATE
- ---------                      --------                       ----
/s/ Thomas M. O'Brien          President, Chief               May 10, 1996
- -------------------------      Executive Officer
Thomas M. O'Brien              and Director



/s/ Donald C. Fleming          Director,                      May 10, 1996
- -------------------------      Vice President and
Donald C. Fleming              Treasurer (Principal
                               Financial and Accounting
                               Officer)

                             EXHIBIT INDEX


               Exhibit No.                 Description
               -----------                 -----------

                   27              Financial Data Schedule.