Form 10-Q
period 1996-06-30
NORTH SIDE CAPITAL CORP
filed 1996-08-12
CIK 799276

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    --------------

                         Commission file number 33-8195

                         NORTH SIDE CAPITAL CORPORATION
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             22-2920600
- ---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. employer
of incorporation or organization)                            identification no.)

1105 North Market St., Suite 300, Wilmington, DE                    19899
- ------------------------------------------------                  ----------
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


         Registrant had 1,000 shares of common stock outstanding (wholly-owned by North Side Savings Bank) as of August 1, 1996.

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

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements



                         NORTH SIDE CAPITAL CORPORATION
                          INDEX TO FINANCIAL STATEMENTS



Financial Statements
- --------------------
Balance Sheets as of June 30, 1996
         and September 30, 1995                                              F-2

Statements of Income and Accumulated Deficit
         for the Three and Nine Months Ended
         June 30, 1996 and 1995                                              F-3


Statements of Cash Flows for the
         Nine Months Ended June 30, 1996 and 1995                            F-4


Notes to Financial Statements                                         F-5 to F-6


In the opinion of management, the accompanying unaudited Financial Statements include all normal recurring adjustments necessary for a fair presentation of the Corporation's financial condition and results of operations in accordance with generally accepted accounting principles.

                         NORTH SIDE CAPITAL CORPORATION
                                 BALANCE SHEETS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                   (UNAUDITED)


                                                  JUNE 30,         SEPTEMBER 30,
ASSETS                                              1996               1995
- ------                                              ----               ----
Current Assets

CASH                                            $   308,129        $   768,186
INTEREST RECEIVABLE                                 106,196            127,987
OTHER ASSETS                                          7,026             10,839
                                                -----------        -----------
TOTAL CURRENT ASSETS                                421,351            907,012


INVESTMENT IN GNMA
  MORTGAGE-BACKED
  SECURITIES, AT COST                            11,328,264         13,598,813

DEFERRED COSTS, NET                                      --             22,637
                                                -----------        -----------


                                                $11,749,615        $14,528,462
                                                ===========        ===========

LIABILITIES AND
STOCKHOLDER'S                                     JUNE 30,         SEPTEMBER 30,
EQUITY (DEFICIT)                                    1996               1995
- ----------------                                    ----               ----
Current Liabilities

ACCOUNTS PAYABLE                                $    11,642        $    16,817
INTEREST PAYABLE                                    209,750            256,018
                                                -----------        -----------
TOTAL CURRENT LIABILITIES                           221,392            272,835

COLLATERALIZED MORTGAGE
  OBLIGATIONS, SERIES 1
  (INCLUDING PREMIUM OF
  $0 AND $26,962)                                11,539,731         14,274,537

Stockholder's Equity (Deficit)

COMMON STOCK, $1 PAR VALUE:
1,000 SHARES AUTHORIZED,
ISSUED AND OUTSTANDING                                1,000              1,000
ACCUMULATED DEFICIT                                 (12,508)           (19,910)
                                                -----------        -----------
TOTAL STOCKHOLDER'S
EQUITY (DEFICIT)                                    (11,508)           (18,910)
                                                -----------        -----------

                                                $11,749,615        $14,528,462
                                                ===========        ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                       FOR THE THREE AND NINE MONTHS ENDED
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)




                                      Three Months Ended                 Nine Months Ended
                                      ------------------                 -----------------
                                           June 30,                          June 30,
                                           --------                          --------
                                     1996            1995             1996              1995
                                   --------        --------        ----------        ----------
INTEREST INCOME                    $322,522        $416,022        $1,028,982        $1,319,111


INTEREST EXPENSE                    318,827         409,867         1,013,144         1,298,041
                                   --------        --------        ----------        ----------


NET INTEREST INCOME                   3,695           6,155            15,838            21,070


OPERATING AND ADMINISTRATIVE
 EXPENSES                             1,449           1,872             4,623             8,109
                                   --------        --------        ----------        ----------


INCOME BEFORE PROVISION
 FOR INCOME TAXES                     2,246           4,283            11,215            12,961


PROVISION FOR INCOME TAXES              764           1,457             3,813             4,407
                                   --------        --------        ----------        ----------


NET INCOME                            1,482           2,826             7,402             8,554

ACCUMULATED DEFICIT
 BEGINNING OF PERIOD                (13,990)        (25,139)          (19,910)          (30,867)
                                   --------        --------        ----------        ----------

ACCUMULATED DEFICIT
 END OF PERIOD                     $(12,508)       $(22,313)       $  (12,508)       $  (22,313)
                                   ========        ========        ==========        ==========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)




                                                      1996              1995
                                                      ----              ----
OPERATING ACTIVITIES
     NET INCOME                                   $     7,402       $     8,554
     DECREASE IN INTEREST PAYABLE                     (46,268)          (51,871)
     DECREASE IN ACCOUNTS PAYABLE                      (5,175)           (6,720)
     DECREASE IN INTEREST RECEIVABLE                   21,791            25,591
     DECREASE IN OTHER ASSETS                           3,813             4,407
     AMORTIZATION OF PREMIUM ON
        COLLATERALIZED MORTGAGE OBLIGATIONS           (26,962)          (36,000)
     AMORTIZATION OF DEFERRED COSTS                    22,637            30,000
                                                  -----------       -----------
     NET CASH USED BY OPERATING ACTIVITIES            (22,762)          (26,039)
                                                  -----------       -----------

INVESTMENT ACTIVITIES
     PRINCIPAL PAYDOWNS ON GNMA
        MORTGAGE-BACKED SECURITIES                  2,270,549         2,818,777
                                                  -----------       -----------

FINANCING ACTIVITIES
     PRINCIPAL PAYDOWNS ON COLLATERALIZED
        MORTGAGE OBLIGATIONS                       (2,707,844)       (3,006,336)
                                                  -----------       -----------
     TOTAL DECREASE IN CASH                          (460,057)         (213,598)
     CASH AT BEGINNING OF PERIOD                      768,186           598,103
                                                  -----------       -----------
     CASH AT END OF PERIOD                        $   308,129       $   384,505
                                                  ===========       ===========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

1.  Organization

    North Side Capital Corporation (the "Company") was incorporated on June 23, 1986 and is a limited purpose finance subsidiary of North Side Savings Bank ("North Side"). The Company was organized for the purpose of issuing one or more series of Collateralized Mortgage Obligations (the "Bonds") collateralized by "fully modified pass-through mortgage-backed certificates" ("GNMA Certificates") guaranteed as to the full and timely payment of principal and interest by the Government National Mortgage Association, which guarantee is backed by the full faith and credit of the United States Government; by guaranteed mortgage pass-through certificates ("FNMA Certificates") issued and guaranteed as to the full and timely payment of principal and interest by the Federal National Mortgage Association; and by mortgage participation certificates ("FHLMC Certificates") issued and guaranteed as to the full and timely payment of interest and the ultimate payment of principal by the Federal Home Loan Mortgage Corporation (the GNMA, FNMA, FHLMC Certificates hereinafter referred to collectively as the "Certificates"); or by a combination of such Certificates.

    The Company began operations on February 25, 1988 with the issuance of $100,100,000 Collateralized Mortgage Obligations, Series 1, at a premium of $6,028,027, collateralized by $100,018,251 principal amount of 11.00% GNMA Mortgage-Backed Securities. At issuance, the Bonds consisted of:

                                            Principal           Interest
     Class                                   Amount               Rate
     -----                                   ------               ----
     1-A                                  $ 59,800,000              9.15%
     1-B                                    24,000,000             10.00%
     1-C                                    14,000,000             9.375%
     1-Z                                     2,200,000             10.00%
     1-R                                       100,000          1,556.75%
                                          ------------
                                          $100,100,000
                                          ============


    All of the Company's voting stock is held by North Side. As of June 30, 1996, 1,000 shares of the Company's common stock, par value $1.00 per share, were issued and outstanding.

     The Bonds were initially issued in 5 tranches, one of which is an accrual bond (Class 1-Z). The first two tranches have been paid out and principal and interest payments are now being received by holders of the third tranche. Interest continues to accrue on the Class 1-Z tranche which had an unpaid balance of $5,044,697 at June 30, 1996 compared to $4,681,640 at September 30, 1995.

2.  Summary of Significant Accounting Policies

    Income taxes:

    Income taxes are provided for financial reporting purposes on the basis of the Company filing a separate income tax return. For the three and nine months ended June 30, 1996 and 1995, the Company made provisions for Federal income taxes at the statutory rate of 34%. As there are no timing differences for financial reporting and Federal income tax purposes, no provision has been made in the accompanying financial statements for deferred taxes. Since the Company is a Delaware corporation, no provision has been made for state income taxes.

3.  Statement of Cash Flows

    For purposes of reporting cash flows, cash and cash equivalents are defined to included cash and due from banks.

4.  Related Party Transactions

    Certain directors and officers of the Company are also directors and officers of North Side.

Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

          The Corporation has not issued any additional Collateralized Mortgage Obligation Bonds since the first issuance of such bonds on February 25, 1988. Interest income and interest expense decreased $93,500 and $91,040 respectively, for the three months ended June 30, 1996 compared to the like period in 1995, primarily due to paydowns of principal on both the GNMA Mortgage-backed Securities and on the Collateralized Mortgage Obligation Bonds ("CMO"). Interest income and interest expense have decreased $290,129 and $284,897 respectively, for the nine months ended June 30, 1996 compared to the like period in 1995, primarily due to paydowns as previously discussed.

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



                              NORTH SIDE CAPITAL CORPORATION

                              By: /s/ Thomas M. O'Brien
                                  ------------------------------
                              Thomas M. O'Brien
                              President, Chief Executive
                              Officer and Director


Date:  August 9, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                      POSITION                           DATE
- ---------                      --------                           ----
/s/ Thomas M. O'Brien          President, Chief                   August 9, 1996
- ---------------------          Executive Officer
Thomas M. O'Brien              and Director


/s/ Donald C. Fleming          Director,                          August 9, 1996
- ---------------------          Vice President and
Donald C. Fleming              Treasurer (Principal
                               Financial and Accounting
                               Officer)