Form 10-K405
period 1996-09-30
NORTH SIDE CAPITAL CORP
filed 1996-12-27
CIK 799276

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

|X | ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1996

                                       OR

|  |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from             to
                               ----------      ----------

                         Commission file number 33-8195

                         NORTH SIDE CAPITAL CORPORATION
                   -----------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                            22-2920600
-------------------------------                            ---------------------
  (State or other jurisdiction                               (I.R.S. employer
 of incorporation or organization)                          identification no.)

 1105 North Market St., Suite 300, Wilmington, DE                   19899
--------------------------------------------------               -----------
   (Address of principal executive offices)                       (Zip code)

        Registrant's telephone number, including area code (302)427-8736

           Securities registered pursuant to Section 12(b)of the Act:


Title of each class                    Name of each exchange on which registered

     None                                              --
-----------------------                ----------------------------------------


           Securities registered pursuant to Section 12(g) of the Act:

                                       None
          -----------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ----   ----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Registrant had 1,000 shares of common stock outstanding as of December 20, 1996.

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

        The Bonds may be sold from time to time by the Company in one or more series on terms to be determined at the time of the sale. Each series of Bonds consists of one or more sequences. The Bonds of each series are collateralized by "fully modified pass-through mortgage-backed certificates" ("GNMA Certificates") guaranteed as to the full and timely payment of principal and interest by the Government National Mortgage Association, which guaranty is backed by the full faith and credit of the United States Government; by guaranteed mortgage pass-through certificates ("FNMA Certificates") issued and guaranteed as to the full and timely payment of principal and interest by the Federal National Mortgage Association; by mortgage participation certificates ("FHLMC Certificates") issued and guaranteed as to the full and timely payment of interest and the ultimate payment of principal by the Federal Home Loan Mortgage Corporation (the GNMA, FNMA and FHLMC Certificates hereinafter referred to collectively as the "Certificates"); or by a combination of such Certificates. Because each series of Bonds is secured by separate collateral, the investment characteristics of each series of Bonds differ.

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

        The Company is a limited purpose finance subsidiary of North Side. All of the Company's voting stock is held by North Side. As of September 30, 1996, 1,000 shares of the Company's common stock, par value $1.00 per share, were issued and outstanding.

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

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Set forth below is management's discussion and analysis of operating results for the year ended September 30, 1996.

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

        Investment in mortgage-backed securities decreased $3.0 million during fiscal 1996 as a result of principal prepayments and repayments on the securities. The balance of collateralized mortgage obligations, Series 1, decreased $3.4 million during fiscal 1996 reflecting bond redemptions required by the indenture agreement and premium amortization.

        Interest income and interest expense decreased $.4 million and $.4 million, respectively, during fiscal 1996 primarily as a result of principal paydowns on both the GNMA Certificates and the Bonds. Interest income and interest expense decreased $.6 million and $.6 million, respectively, for the year ended September 30, 1995 compared to fiscal 1994, again primarily due to principal paydowns on both the GNMA Certificates and the Bonds.

         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary financial information required by this Item and included in this Report are referenced in the index appearing on page F-1.

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

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

        (b)  Reports on Form 8-K

        The Company did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 1996.

                         NORTH SIDE CAPITAL CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

Financial Statements

Independent Auditors' Report                                                                        F-2

Balance Sheets as of September 30, 1996 and 1995                                                    F-3

Statements of Income for the Years Ended
  September 30, 1996, 1995 and 1994                                                                 F-4

Statements of Changes in Stockholder's Equity (Deficit) for
  the Years Ended September 30, 1996, 1995 and 1994                                                 F-5

Statements of Cash Flows for the Years Ended
  September 30, 1996, 1995 and 1994                                                                 F-6

Notes to Financial Statements                                                                       F-7 to F-8

All financial statement schedules are omitted due to inapplicability or because the required information is included in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
North Side Capital Corporation:

We have audited the accompanying balance sheets of North Side Capital Corporation (the "Corporation") as of September 30, 1996 and 1995 and the related statements of income, changes in stockholder's equity (deficit), and cash flows for each of the years in the three-year period ended September 30, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Side Capital Corporation as of September 30, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 1996 in conformity with generally accepted accounting principles.

New York, New York
December 20, 1996

                         NORTH SIDE CAPITAL CORPORATION
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1996 AND 1995


ASSETS                                     1996                 1995
------                                     ----                 ----

Current Assets

CASH                                   $   378,807         $   768,186
INTEREST RECEIVABLE                         99,302             127,987
OTHER ASSETS                                 6,653              10,839
                                       -----------         -----------
TOTAL CURRENT ASSETS                       484,762             907,012

INVESTMENT IN GNMA
  MORTGAGE-BACKED
  SECURITIES                            10,632,733          13,598,813

DEFERRED COSTS                                   -              22,637




                                       ___________         ___________

                                       $11,117,495         $14,528,462
                                       ===========         ===========

LIABILITIES AND
STOCKHOLDERS'S EQUITY (DEFICIT)


Current Liabilities

ACCOUNTS PAYABLE                       $    10,609        $    16,817
INTEREST PAYABLE                           197,502            256,018
                                       -----------        -----------
TOTAL CURRENT LIABILITIES                  208,111            272,835


COLLATERALIZED MORTGAGE
  OBLIGATIONS, SERIES 1
  (INCLUDING PREMIUM OF
  $0 AND $26,962)                       10,920,169         14,274,537

Stockholder's Equity (Deficit)


COMMON STOCK, $1 PAR VALUE:
1,000 SHARES AUTHORIZED,
ISSUED AND OUTSTANDING                       1,000              1,000

ACCUMULATED DEFICIT                        (11,785)           (19,910)
                                       -----------        -----------
TOTAL STOCKHOLDER'S
EQUITY (DEFICIT)                           (10,785)           (18,910)
                                       -----------        -----------

                                       $11,117,495        $14,528,462
                                       ===========        ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
                              STATEMENTS OF INCOME
               FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995, 1994

                                       1996             1995             1994
                                       ----             ----             ----


INTEREST INCOME                    $1,330,191       $1,711,582       $2,341,549

INTEREST EXPENSE                    1,311,898        1,685,105        2,324,778
                                   ----------       ----------       ----------
NET INTEREST INCOME                    18,293           26,477           16,771

OPERATING AND ADMINISTRATIVE
 EXPENSES                               5,982            9,875           12,373
                                   ----------       ----------       ----------
INCOME BEFORE PROVISION
 FOR INCOME TAXES                      12,311           16,602            4,398

PROVISION FOR
 INCOME TAXES                           4,186            5,645            1,495
                                   ----------       ----------       ----------

NET INCOME                         $    8,125       $   10,957       $    2,903
                                   ==========       ==========       ==========











                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
             STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                   TOTAL
                                                               STOCKHOLDER'S
                                    COMMON      ACCUMULATED       EQUITY
                                    STOCK         DEFICIT        (DEFICIT)
                                    -----         -------        ---------

BALANCE, SEPTEMBER 30, 1993       $  1,000       $(33,770)       $(32,770)

NET INCOME                               -          2,903           2,903
                                  --------       --------        --------

BALANCE, SEPTEMBER 30, 1994          1,000        (30,867)        (29,867)

NET INCOME                               -         10,957          10,957
                                  --------       --------        --------

BALANCE, SEPTEMBER 30, 1995          1,000        (19,910)        (18,910)

NET INCOME                               -          8,125           8,125
                                  --------       --------        --------

BALANCE, SEPTEMBER 30, 1996       $  1,000       $(11,785)       $(10,785)
                                  ========       ========        ========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

OPERATING ACTIVITIES:                                       1996               1995               1994
---------------------                                       ----               ----               ----

         NET INCOME                                    $     8,125        $    10,957        $      2,903
         DECREASE IN INTEREST PAYABLE                      (58,516)           (68,034)           (191,433)
         (DECREASE) INCREASE IN ACCOUNTS PAYABLE            (6,208)            (7,277)                559
         DECREASE IN INTEREST RECEIVABLE                    28,685             35,643              92,958
         AMORTIZATION OF PREMIUM ON
          GNMA MORTGAGE-BACKED SECURITITES                       -                  -              77,182
         AMORTIZATION OF PREMIUM ON
          MORTGAGE OBLIGATIONS                             (26,962)           (48,000)           (309,021)
         AMORTIZATION OF DEFERRED COSTS                     22,637             40,000             236,109
         DECREASE IN OTHER ASSETS                            4,186              5,645               1,495
                                                       -----------        -----------        ------------
         NET CASH USED IN
          OPERATING ACTIVITIES                             (28,053)           (31,066)            (89,248)
                                                       -----------        -----------        ------------

INVESTMENT ACTIVITIES:

         PRINCIPAL PAYDOWNS ON GNMA
          MORTGAGE-BACKED SECURITIES                     2,966,080          3,926,097          10,159,129
                                                       -----------        -----------        ------------

FINANCING ACTIVITIES:

         PRINCIPAL PAYDOWNS ON COLLATERALIZED
          MORTGAGE OBLIGATIONS                          (3,327,406)        (3,724,948)        (10,714,711)
                                                       -----------        -----------        ------------

TOTAL (DECREASE) INCREASE
          IN CASH AND CASH EQUIVALENTS                    (389,379)           170,083            (644,830)
                                                       -----------        -----------        ------------
CASH AND CASH EQUIVALENTS
          AT BEGINNING OF YEAR                             768,186            598,103           1,242,933
                                                       -----------        -----------        ------------
CASH AND CASH EQUIVALENTS
          AT END OF YEAR                               $   378,807        $   768,186        $    598,103
                                                       ===========        ===========        ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996, 1995 AND 1994

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
                                         ------------
                                         $100,100,000
                                         ============

The Bonds were initially issued in 5 tranches, one of which is an accrual bond (Class 1-Z). The first two tranches have been paid out and principal and interest payments are now being received by holders of the third tranche. Interest continues to accrue on the Class 1-Z tranche, which had an unpaid balance of $5,171,869 at September 30, 1996 compared to $4,681,640 at September 30, 1995.

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

Income taxes:

Income tax expense is provided for financial reporting purposes on the basis of the Company filing a separate income tax return. For the fiscal years ended September 30, 1996, 1995, and 1994 the Company made provisions for Federal income taxes at the statutory rate of 34%. As there are no timing differences for financial reporting and Federal income tax purposes, no provision has been made in the accompanying financial statements for deferred taxes. Since the Company is a Delaware corporation, no provision has been made for state income taxes.

Statement of Cash Flows:

For purposes of reporting cash flows, cash and cash equivalents are defined to include cash.

3.  Related Party Transactions

Certain directors and officers of the Company are also directors and officers of North Side.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       NORTH SIDE CAPITAL CORPORATION

                                                  By: /s/ Thomas O'Brien
                                                      --------------------------
                                                      Thomas M. O'Brien
                                                      President, Chief Executive
                                                      Officer and Director

Date:  December 20, 1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                                POSITION                                DATE
---------                                --------                                ----

/s/ Thomas M. O'Brien
------------------------                 President,                         December 20, 1996
Thomas M. O'Brien                        Chief Executive Officer
                                         and Director

/s/ Donald J. Puglisi
------------------------                 Director                           December 20, 1996
Donald J. Puglisi


/s/ Donald C. Fleming
------------------------                 Director,                          December 20, 1996
Donald C. Fleming                        Vice President and
                                         Treasurer (Principal
                                         Financial and
                                         Accounting Officer)
/s/ Irvin L. Cherashore
-----------------------
Irvin L. Cherashore                      Director                           December 20, 1996