Form 10-Q
period 1996-12-31
NORTH SIDE CAPITAL CORP
filed 1997-02-13
CIK 799276

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

\X\      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

\ \     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to _____________

                         Commission file number 33-8195

                         NORTH SIDE CAPITAL CORPORATION

             (Exact name of registrant as specified in its charter)

              Delaware                            22-2920600
         (State or other jurisdiction             (I.R.S. employer
        of incorporation or organization)         identification no.)

 1105 North Market St., Suite 300, Wilmington, DE      19899
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

         Registrant had 1,000 shares of common stock outstanding as of February 10, 1997.

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

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                         NORTH SIDE CAPITAL CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

Financial Statements

Balance Sheets as of December 31, 1996
         and September 30, 1996                                      F-2

Statements of Income and Accumulated Deficit
         for the Three Months Ended
         December 31, 1996 and 1995                                  F-3


Statements of Cash Flows for the
         Three Months Ended
         December 31, 1996 and 1995                                  F-4


Notes to Financial Statements                                 F-5 to F-6

In the opinion of management, the accompanying unaudited Financial Statements include all normal recurring adjustments necessary for a fair presentation of the Corporation's financial condition and results of operations in accordance with generally accepted accounting principles.

                         NORTH SIDE CAPITAL CORPORATION
                                 BALANCE SHEETS
                    DECEMBER 31, 1996 AND SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                                                LIABILITIES AND
                              DECEMBER 31,     SEPTEMBER 30,      STOCKHOLDER'S                    DECEMBER 31,      SEPTEMBER 30,
ASSETS                           1996              1996           EQUITY (DEFICIT)                    1996              1996
------                           ----              ----           ----------------                    ----              ----
Current Assets                                                    Current Liabilities

CASH                           $   251,880         $ 378,807      ACCOUNTS PAYABLE                  $     9,109        $    10,609
INTEREST RECEIVABLE                 94,144            99,302      INTEREST PAYABLE                      185,191            197,502
                                                                                                     ----------        -----------
OTHER ASSETS                         5,936             6,653      TOTAL CURRENT LIABILITIES             194,300            208,111
                               -----------         ---------
TOTAL CURRENT ASSETS               351,960           484,762
INVESTMENT IN GNMA                                                COLLATERALIZED MORTGAGE
  MORTGAGE-BACKED                                                  OBLIGATIONS, SERIES 1             10,183,667         10,920,169
   SECURITIES                   10,016,613        10,632,733

                                                                  Stockholder's Equity (Deficit)

                                                                  COMMON STOCK, $1 PAR VALUE:
                                                                  1,000 SHARES AUTHORIZED,
                                                                  ISSUED AND OUTSTANDING                  1,000              1,000

                                                                  ACCUMULATED DEFICIT                   (10,394)           (11,785)
                                                                  TOTAL STOCKHOLDER'S               -----------        -----------
                               -----------       -----------      EQUITY (DEFICIT)                       (9,394)           (10,785)
                                                                                                    -----------        -----------

                               $10,368,573       $11,117,495                                       $ 10,368,573        $11,117,495
                               ===========       ===========                                        ===========        ===========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                     1996                            1995
                                                                     ----                            ----
INTEREST INCOME                                                   $283,472                        $364,684


INTEREST EXPENSE                                                   280,092                         358,741
                                                                   -------                         -------


NET INTEREST INCOME                                                  3,380                           5,943


OPERATING AND ADMINISTRATIVE EXPENSES                                1,272                           1,639
                                                                     -----                           -----



INCOME BEFORE PROVISION
  FOR INCOME TAXES                                                   2,108                           4,304


PROVISION FOR INCOME TAXES                                             717                           1,463
                                                                       ---                           -----



NET INCOME                                                           1,391                           2,841


ACCUMULATED DEFICIT
  BEGINNING OF PERIOD                                              (11,785)                        (19,910)
                                                                   -------                         -------



ACCUMULATED DEFICIT
  END OF PERIOD                                                  $ (10,394)                      $ (17,069)
                                                                 =========                       =========








                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                               1996                  1995
                                                                               ----                  ----
OPERATING ACTIVITIES
     NET INCOME                                                         $     1,391             $   2,841
     DECREASE IN INTEREST PAYABLE                                           (12,311)              (17,405)
     DECREASE IN ACCOUNTS PAYABLE                                            (1,500)               (2,001)
     DECREASE IN INTEREST RECEIVABLE                                          5,158                 7,394
     DECREASE IN OTHER ASSETS                                                   717                 1,463
     AMORTIZATION OF PREMIUM ON
        COLLATERALIZED MORTGAGE OBLIGATIONS                                      --               (12,000)
     AMORTIZATION OF DEFERRED COSTS                                              --                10,000
                                                                             ------                ------
     NET CASH USED BY OPERATING ACTIVITIES                                   (6,545)               (9,708)
                                                                             ------                ------


INVESTMENT ACTIVITIES
     PRINCIPAL PAYDOWNS ON GNMA
        MORTGAGE-BACKED SECURITIES                                          616,120               748,841
                                                                            -------               -------


FINANCING ACTIVITIES
     PRINCIPAL PAYDOWNS ON COLLATERALIZED
        MORTGAGE OBLIGATIONS                                               (736,502)           (1,113,136)
                                                                           --------            ----------
     TOTAL DECREASE IN CASH                                                (126,927)             (374,003)
     CASH AT BEGINNING OF PERIOD                                            378,807               768,186
                                                                            -------               -------
     CASH AT END OF PERIOD                                              $   251,880             $ 394,183
                                                                        ===========             =========









                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         NORTH SIDE CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

1.  Organization

    North Side Capital Corporation (the "Company") was incorporated on June 23, 1986 and is a limited purpose finance subsidiary of North Fork Bank ("North Fork"), acquired through the merger with North Side Savings Bank. The Company was organized for the purpose of issuing one or more series of Collateralized Mortgage Obligations (the "Bonds") collateralized by "fully modified pass-through mortgage-backed certificates" ("GNMA Certificates") guaranteed as to the full and timely payment of principal and interest by the Government National Mortgage Association, which guarantee is backed by the full faith and credit of the United States Government; by guaranteed mortgage pass-through certificates ("FNMA Certificates") issued and guaranteed as to the full and timely payment of principal and interest by the Federal National Mortgage Association; by mortgage participation certificates ("FHLMC Certificates") issued and guaranteed as to the full and timely payment of interest and the ultimate payment of principal by the Federal Home Loan Mortgage Corporation; (the GNMA, FNMA, FHLMC Certificates hereinafter referred to collectively as the "Certificates"); or by a combination of such Certificates.

    The Company began operations on February 25, 1988 with the issuance of $100,100,000 Collateralized Mortgage Obligations, Series 1, at a premium of $6,028,027, collateralized by $100,018,251 principal amount of 11.00% GNMA Mortgage-Backed Securities. At issuance, the Bonds consisted of:

                                                           Principal                           Interest
     Class                                                  Amount                               Rate
     -----                                                  ------                               ----
     1-A                                                 $59,800,000                              9.15%
     1-B                                                  24,000,000                             10.00%
     1-C                                                  14,000,000                             9.375%
     1-Z                                                   2,200,000                             10.00%
     1-R                                                     100,000                          1,556.75%
                                                         -----------
                                                        $100,100,000
                                                        ============


    The Company is a limited purpose finance subsidiary of North Fork. All of the Company's voting stock is held by North Fork. As of December 31, 1996, 1,000 shares of the Company's common stock, par value $1.00 per share, were issued and outstanding.

     The Bonds were initially issued in 5 tranches, one of which is an accrual bond (Class 1-Z). The first two tranches have been paid out and principal and interest payments are now being received by holders of the third tranche. Interest continues to accrue on the Class 1-Z tranche which has an unpaid balance of $5,302,246 at December 31, 1996 compared to $5,171,869 at September 30, 1996.

2.  Summary of Significant Accounting Policies

    Income taxes:

    Income taxes are provided for financial reporting purposes on the basis of the Company filing a separate income tax return. For the three months ended December 31, 1996 and 1995, the Company made provisions for Federal income taxes at the statutory rate of 34%. As there are no timing differences for financial reporting and Federal income tax purposes, no provision has been made in the accompanying financial statements for deferred taxes. Since the Company is a Delaware corporation, no provision has been made for state income taxes.

3.  Statement of Cash Flows

      For purposes of reporting cash flows, cash and cash equivalents are defined to include cash and due from banks.

4.  Related Party Transactions

    Certain directors and officers of the Company are also directors and officers of North Side.

Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

          The Corporation has not issued any additional Collateralized Mortgage Obligation Bonds since the first issuance of such bonds on February 25, 1988. Interest income and interest expense decreased $78,212 and $78,649 respectively, for the three months ended December 31, 1996 compared to the same period in 1995, primarily due to paydowns of principal on both the GNMA Mortgage-Backed Securities and on the Collateralized Mortgage Obligation Bonds ("CMO").

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

                                            NORTH SIDE CAPITAL CORPORATION

                                            By: /s/ Thomas M. O'Brien
                                            -------------------------
                                            Thomas M. O'Brien
                                            President, Chief Executive
                                            Officer and Director

Date:  February 13, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                                         POSITION                             DATE
/s/ Thomas M. O'Brien                             President, Chief                     February 13, 1997
---------------------                             Executive Officer
Thomas M. O'Brien                                 and Director



/s/ Daniel M. Healy                               Director,                            February 13, 1997
-------------------                               Vice President and
Daniel M. Healy                                   Treasurer (Principal
                                                  Financial and Accounting
                                                  Officer)